Form 10-K
period 1996-12-31
ADVANTA NATIONAL BANK USA /PA/
filed 1997-03-31
CIK 822399

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                              ---------------------

(Mark One)

[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996 or

[   ]    Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from _______ to ________

         Commission File No. 33-73828

                            Advanta National Bank USA
               (with respect to ADVANTA Master Credit Card Trust)
             (Exact name of Registrant as specified in its Charter)

           United States of America                           5l-0009000
       -------------------------------               ---------------------------
        (State or other Jurisdiction                 (I.R.S. Identification No.)
            of incorporation)

Brandywine Corporate Center, 650 Naamans Road, Claymont, DE              19703
-----------------------------------------------------------           ----------
          (Address of Principal Executive Offices)                    (Zip Code)

Registrant's telephone number, including area code (302) 791-4400.

Securities registered pursuant to Section l2(b) of the Act:

                                                        Name of each exchange on
                    Title of each class                     which registered

                           None                                   N/A

Securities registered pursuant to Section l2(g) of the Act:

                                      None
--------------------------------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X     No
                                              ----     ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing (See definition of affiliate in Rule 405): None

Indicate the number of shares outstanding of the registrant's classes of common stock, as of the latest practicable date: None.

                      Documents Incorporated By Reference:

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 425(b) or
(e) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

Document                                             Form 10-K Reference
--------                                             -------------------
Current Reports on Form 8-K                          Part I, Item 2
filed between February 15, 1996
and January 15, 1997

                                TABLE OF CONTENTS


                                                                            Page

PART I

     Item l.  Business.........................................................1

     Item 2.  Properties.......................................................1

     Item 3.  Legal Proceedings................................................2

     Item 4.  Submission of Matters to a Vote of
              Security Holders.................................................2

PART II

     Item 5.  Market for the Registrant's Common Equity
              and Related Stockholder Matters.................................2

     Item 6.  Selected Financial Data..........................................2

     Item 7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations........................................2

     Item 8.  Financial Statements and Supplementary Data......................2

     Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure..............................2

PART III

     Item l0. Directors and Executive Officers of
              the Registrant...................................................2

     Item ll. Executive Compensation...........................................2

     Item l2. Security Ownership of Certain Beneficial
              Owners and Management............................................3

     Item l3. Certain Relationships and Related
              Transactions.....................................................8

PART IV

     Item l4. Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K..........................................8

     SIGNATURES................................................................9

     EXHIBITS.................................................................11

PART I

Item l.   Business

          Not applicable.

Item 2.   Properties

          The information set forth in the Current Reports on Form 8-K dated February 15, 1996 through January 15, 1997, as filed by the Registrant, is incorporated herein by reference. For the monthly period ending December 31, 1996, approximately 2.08% of the accounts and 4.58% of the receivables were 30 days or more delinquent. The aggregate outstanding balance of such delinquent accounts was $102,367,993. Set forth below is certain information with respect to the Class A-1 5.95% Fixed Rate Asset Backed Certificates, Series 92-3 ("Series 92-3 Class A-1"), the Class A-2 Floating Rate Asset Backed Certificates, Series 92-3 ("Series 92-3 Class A-2"), the Floating Rate Asset Backed Certificates, Series 93-2 ("Series 93-2"), the Floating Rate Asset Backed Certificates, Series 93-4 ("Series 93-4"), the Floating Rate Asset Backed Certificates, Series 94-1, Class A, ("Series 94-1 Class A") and the Floating Rate Asset Backed Certificates, Series 94-1, Class B, ("Series 94-1 Class B").


                                        Receivables Written Off
                                         as Uncollectible with
                                             Respect to the         % of Receivables
                   Monthly Period       Participation Interests    Outstanding on an
Series/Class           Ended             of Certificateholders     Annualized Basis
------------     -----------------      ------------------------  ------------------
Series 92-3
 Class A-1       December 31, 1996           $1,191,113.68               5.72%
                 November 30, 1996           $1,185,075.23               5.69%
                 October 31, 1996            $1,215,365.06               5.83%
Series 92-3
 Class A-2       December 31, 1996           $1,191,113.68               5.72%
                 November 30, 1996           $1,185,075.23               5.69%
                 October 31, 1996            $1,215,365.06               5.83%
Series 93-2
                 December 31, 1996           $1,905,355.16               5.72%
                 November 30, 1996           $1,895,712.24               5.69%
                 October 31, 1996            $1,944,584.10               5.83%
Series 93-4
                 December 31, 1996           $1,905,355.16               5.72%
                 November 30, 1996           $1,895,712.24               5.69%
                 October 31, 1996            $1,944,584.10               5.83%
Series 94-1
  Class A        December 31, 1996           $1,592,774.50               5.72%
                 November 30, 1996           $1,782,459.25               5.69%
                 October 31, 1996            $1,827,775.87               5.83%
Series 94-1
  Class B        December 31, 1996           $  114,150.62               5.71%
                 November 30, 1996           $  113,252.99               5.66%
                 October 31, 1996            $  116,808.22               5.84%

(Certain terms used but not defined in this Form 10-K Annual Report have the meanings defined in the Amended and Restated Master Pooling and Servicing Agreement dated as of April 1, 1992, filed with the Securities and Exchange Commission on August 19, 1992 as Exhibit 4.1 with Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (No. 33-49602)).

Item 3.   Legal Proceedings

          There are no material pending legal proceedings with respect to the Trust, involving either the Trust, the Trustee or the Registrant, other than ordinary or routine litigation incidental to the Trustee's or the Registrant's duties under the Pooling and Servicing Agreement.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters

         (a) There is no established public trading market for the Certificates.

         (b) At February 28, 1997 there were twenty-two (22) holders of record of the Series 92-3 Class A-1 Certificates, seven (7) holders of record of the Series 92-3 Class A-2 Certificates, sixteen (16) holders of record of the Series 93-2 Certificates, sixteen (16) holders of record of the Series 93-4 Certificates, seventeen (17) holders of record of the Series 94-1 Class A Certificates and three (3) holders of record of the Series 94-1 Class B Certificates.

         (c)  Not applicable.

Item 6.  Selected Financial Data

         Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Not applicable.

Item 8.  Financial Statements and Supplementary Data

         See the Supplementary Trust Data relating to the performance of the Trust filed as Exhibit 99 under Item l4(a) hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.


PART III

Item l0. Directors and Executive Officers of the Registrant

         Not applicable.

Item ll. Executive Compensation

         Not applicable.

Item l2. Security Ownership of Certain Beneficial Owners and Management

(a)(i) Each holder of record at February 28, 1997 of more than five percent (5%) of the Series 92-3 Class A-1 Certificates is indicated below:

                                                              Dollar Amount
                                                                   of
                                            Percent           Certificates
                                        of Certificates           Held
Name and Address of Holder                    Held           (in $1,000's)
--------------------------------------------------------------------------------

Bank of New York                             28.03%             $70,097
925 Patterson Plank Road
Secaucus, NJ  07094

Bankers Trust Company                        25.55%             $63,875
c/o BT Services Tennessee, Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Chase Manhattan                              22.21%             $55,525
1 Chase Manhattan Plaza
3B-Proxy Dept.
New York, NY  10081

Citibank, NA                                  7.20%             $18,000
111 Wall Street
20th Floor, Zone 9
New York, NY 10043

Investors Fiduciary Trust Co./                5.58%             $13,960
SSB Securities Processing-A5W
P.O. Box 1631
Boston, MA 02105-1631

(a)(ii) Each holder of record at February 28, 1997 of more than five percent (5%) of the Series 92-3 Class A-2 Certificates is indicated below:


                                                              Dollar Amount
                                                                   of
                                            Percent           Certificates
                                        of Certificates           Held
Name and Address of Holder                    Held           (in $1,000's)
--------------------------------------------------------------------------------

Chemical Bank                               16.00%              $40,000
Auto Settle Dept.
4 New York Plaza, 4th Floor
New York, NY  10004

Chase Manhattan Bank N.A. (The)             14.00%              $35,000
1 Chase Manhattan Plaza
3B-Proxy Dept.
New York, NY  10081

Bank of New York                            55.64%             $139,100
925 Patterson Plank Road
Secaucus, NJ  07094

Chemical Bank Correspondent                  5.96%              $14,900
  Clearing Services
4 New York Plaza, 11th Floor
New York, NY 10014

(a)(iii) Each holder of record at February 28, 1997 of more than five percent (5%) of the Series 93-2 Certificates is indicated below:


                                                              Dollar Amount
                                                                   of
                                            Percent           Certificates
                                        of Certificates           Held
Name and Address of Holder                    Held           (in $1,000's)
--------------------------------------------------------------------------------


Bank of New York                             18.59%             $ 74,380
925 Patterson Plank Road
Secaucus, NJ  07094

SSB-Custodian                                13.00%             $ 52,000
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY  11717

Chase Manhattan Bank, N.A. (The)             42.01%             $168,050
1 Chase Manhattan Plaza
3B - Proxy Department
New York, NY  10081

Chemical Bank                                 5.50%             $ 22,000
Auto Settle Dept.
4 New York Plaza, 4th Floor
New York, NY  10004

Citibank, N.A.                                5.90%             $ 23,600
111 Wall Street
20th Floor, Zone 9
New York, NY  10004

(a)(iv) Each holder of record at February 28, 1997 of more than five percent (5%) of the Series 93-4 Certificates is indicated below:


                                                              Dollar Amount
                                                                   of
                                            Percent           Certificates
                                        of Certificates           Held
Name and Address of Holder                    Held           (in $1,000's)
--------------------------------------------------------------------------------


Bank of New York                             25.24%             $100,980
925 Patterson Plank Road
Secaucus, NJ  07094

Chase Manhattan Bank, N.A. (The)             19.82%             $ 79,300
1 Chase Manhattan Plaza
3B-Proxy Dept.
New York, NY  10081

Chemical Bank                                 9.50%             $ 38,000
Auto Settle Dept.
4 New York Plaza, 4th Floor
New York, NY  10004

SSB-Custodian                                 7.47%             $ 29,880
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY  11717

Bankers Trust                                 9.04%             $ 36,190
c/o BT Services Tennessee, Inc.
648 Grassmere Park Road
Nashville, TN 37211

Swiss Bank Corp.                              7.42%             $ 29,710
222 Broadway
New York, NY 10038

USB Securities, Inc.                          6.25%             $ 25,000
299 Park Avenue, 8th Floor
New York, NY 10171-0026

(a)(v) Each holder of record at February 28, 1997 of more than five percent (5%) of the series 94-1 Class A Certificates is indicated below.




                                                              Dollar Amount
                                                                   of
                                            Percent           Certificates
                                        of Certificates           Held
Name and Address of Holder                    Held           (in $1,000's)
--------------------------------------------------------------------------------

Bankers Trust Company                        10.64%             $ 40,000
c/o BT Svcs Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Chase Manhattan Bank, N.A. (The)             45.49%             $171,061
1 Chase Manhattan Plaza
3B - Proxy Department
New York, NY  10081

National Financial Services, Inc.            23.94%             $ 90,000
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY  11717

(a)(vi) Each holder of record at February 28, 1997 of more than five percent (5%) of the Series 94-1 Class B Certificates is indicated below:



                                                              Dollar Amount
                                                                   of
                                            Percent           Certificates
                                        of Certificates           Held
Name and Address of Holder                    Held           (in $1,000's)
--------------------------------------------------------------------------------


Citibank, N.A.                               41.66%              $10,000
111 Wall Street
20th Floor, Zone 9
New York, NY  10043

Smith                                        54.16%              $13,000
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY 11717

(b)  Not applicable.

(c)  Not applicable.

Item 13. Certain Relationships and Related Transactions

         Not applicable.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a) Supplementary Trust Data relating to performance of the Trust is being filed herewith as Exhibit 99.

         (b)  See Item 2.

         (c)  Exhibits

                  Exhibit No.             Description of Exhibit
                  -----------             ----------------------------
                      24                  Powers of Attorney
                                          (included on signature page)

                      99                  Supplementary Trust Data


         (d) Not applicable. No annual report or proxy material has been sent to security holders.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ADVANTA MASTER CREDIT CARD TRUST
                                 BY:  Advanta National Bank USA, as
                                      Owner/Servicer

Dated: March 28, 1997            BY:      /s/James J. Allhusen
                                          --------------------
                                          James J. Allhusen
                                          President and Chief Executive Officer

     KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned does hereby constitute and appoint Dennis Alter, William A. Rosoff, Alex W. Hart, James J. Allhusen, John J. Calamari, David D. Wesselink and Gene S. Schneyer, or any of them (with full power to each of them to act alone), his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and on his or her behalf to sign, execute and file an Annual Report on Form 10-K under the Securities Exchange Act of 1934, as amended, for the fiscal year ended December 31, 1996 relating to ADVANTA Master Credit Card Trust and any or all amendments thereto, with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission or any regulatory authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Advanta National Bank USA, as Owner/Servicer for the ADVANTA Master Credit Card Trust and in the capacities indicated on the 28th day of March, 1997.

         Signature                                     Title
         ---------                                     -----

/s/James J. Allhusen                       President, Chief Executive
-------------------------------            Officer and Director
James J. Allhusen


/s/William A. Rosoff                       Vice Chairman and Director
-------------------------------
William A. Rosoff


/s/Alex W. Hart                            Executive Vice Chairman
-------------------------------            and Director
Alex W. Hart


/s/David D. Wesselink                      Senior Vice President, Chief
-------------------------------            Financial Officer and Director
David D. Wesselink


/s/Jeffrey D. Beck                         Senior Vice President, Treasurer
-------------------------------            and Director
Jeffrey D. Beck


/s/John J. Calamari                        Vice President, Finance,
-------------------------------            Chief Accounting Officer and Director
John J. Calamari

                                INDEX TO EXHIBITS



       Exhibit                Description of                Sequential Page
        Number                    Exhibit                        Number
----------------------   ------------------------------   -------------------
         24                Powers of Attorney                       9
                          (included on signature page)

         99                Supplementary Trust Data                11